Form 10-K
period 2005-12-31
Chase Auto Owner Trust 2005-B
filed 2006-03-31
CIK 1344192

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

                      Commission file number 333-109768-04

                     Chase Auto Owner Trust 2005-B (Issuer)

                Chase Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)

United States of America                                22-2382028
(State or Other Jurisdiction of                         (IRS Employer
Incorporation or Organization)                          Identification Number)

White Clay Center, Building 200, Newark, DE             19711
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class            Name of Each Exchange on Which Registered
            NONE                                    N/A

Securities registered pursuant to Section 12(g) of the Act:

            NONE
      (Title of Class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days: Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. Not Applicable.

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer   |_|     Accelerated filer   |_|
      Non-accelerated filer     |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

      The registrant has not issued voting or non-voting common equity. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

      None.

                                INTRODUCTORY NOTE

Chase Auto Owner Trust 2005-B (the "Trust") was formed pursuant to a Trust Agreement (the "Agreement") between Chase Bank USA, National Association, as depositor (the "Depositor"), and an unrelated trustee (the "Trustee"). The Depositor files reports on behalf of the Trust pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in "no-action" letters submitted to the Office of the Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

                                     PART I

Item 1. Business

      Not Applicable.

Item 1A. Risk Factors

      Not Applicable.

Item 1B. Unresolved Staff Comments

      None.

Item 2. Properties

      The Trust acquired certain motor vehicle loans from the Depositor pursuant to a Sale and Servicing Agreement. The aggregate principal balance of the motor vehicle loans, as of December 31, 2005, was $1,369,461,142.97.

      The Trust also owns a reserve account. The principal balance of the reserve account, as of December 31, 2005, was $3,528,044.57.

      The aggregate balance of motor vehicle loans that were 60 or more days past due, as of December 31, 2005, was $1,435,255.20, or 0.105% of the motor vehicle loans by principal balance.

      The aggregate amount of principal charge-offs, net of recoveries, for the year ended December 31, 2005, was $0.00, or 0.000% of the average aggregate outstanding principal balance of the motor vehicle loans for that year.

Item 3. Legal Proceedings

      The Depositor knows of no material pending legal proceedings with respect to the Trust, the Trustee or the Depositor.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders of the Trust during the fiscal year covered by this report.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities

      The Depositor has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by two classes of certificates of beneficial interest, the class of certificates sold publicly to investors (the "Certificates") and the Class R Certificate retained by the Depositor (the "Class R Certificate"). The Trust is also the issuer of four outstanding classes of notes, the Class A-1 notes, the Class A-2 notes, the Class A-3 notes and the Class A-4 notes. The Class A-2 notes, the Class A-3 notes and the Class A-4 notes (the "Offered Notes") were sold publicly to investors. The Class A-1 notes were retained by the Depositor. To the knowledge of the Depositor, the Certificates and the Offered Notes are traded in the over-the-counter market to a limited extent.

      As of December 31, 2005, all of the Certificates and the Offered Notes were registered in the name of CEDE and Co. The Depositor understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The Depositor further understands that DTC has no knowledge of the actual beneficial owners of the Certificates and the Offered Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts the Certificates and Offered Notes are credited, who may or may not be the beneficial owners of the Certificates and the Offered Notes.

      The records provided to the Depositor by DTC indicate that, as of December 31, 2005, the number of holders of record for the Certificates and each outstanding class of Offered Notes were as follows:

                  Class                              No. of Holders
                  ---------                          --------------
                  A-2                                         15
                  A-3                                         24
                  A-4                                         17
                  Certificates                                 4

Item 6. Selected Financial Data

      Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Not Applicable.

Item 8. Financial Statements and Supplementary Data

      Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      Not Applicable.

Item 9B. Other Information

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Not Applicable.

Item 11. Executive Compensation

      Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Set forth below are the holders of record with more than 5% of each class of the certificates and the notes as of December 31, 2005 (which information, in the case of the Offered Notes, is based on the records of the DTC):

---------------------------------------------------------------------------------------------------
Class           Name & Address of Participant                        Original Principal     % Class
                                                                           Balance
---------------------------------------------------------------------------------------------------
A-1             Chase Bank USA, National Association                   $395,000,000.00      100.00%
                White Clay Center, Building 200
                Newark, DE  19711
---------------------------------------------------------------------------------------------------
A-2             00000997 State Street Bank and Trust Company           $   101,035,000       33.46%
                1776 Heritage Drive
                North Quincy,  MA 02171
---------------------------------------------------------------------------------------------------
                00000954 Mellon Trust of New England, NA               $    66,565,000       22.04%
                525 William Penn Place, Suite 3418
                Pittsburgh, PA 15259
---------------------------------------------------------------------------------------------------
                00000902 JPMorgan Chase Bank, National Association     $    46,035,000       15.24%
                Proxy Services
                14201 Dallas Parkway STE 121
                Dallas, TX 75254
---------------------------------------------------------------------------------------------------
                00002027 Wells Fargo Bank Minnesota, N.A,              $    24,150,000        8.00%
                733 Marquette Avenue
                MAC N9306-057 5th Floor
                Minneapolis, MN 55479
---------------------------------------------------------------------------------------------------
                00002669 Northern Trust Company                        $    17,340,000        5.74%
                801 S. Canal C-IN
                Chicago, IL 60607
---------------------------------------------------------------------------------------------------
A-3             00000997 State Street Bank and Trust Company           $   112,025,000       26.99%
                1776 Heritage Drive
                North Quincy,  MA 02171
---------------------------------------------------------------------------------------------------
                00000954 Mellon Trust of New England, NA               $    85,555,000       20.62%
                525 William Penn Place, Suite 3418
                Pittsburgh, PA 15259
---------------------------------------------------------------------------------------------------
                00000902 JPMorgan Chase Bank, National Association     $    79,845,000       19.24%
                Proxy Services
                14201 Dallas Parkway STE 121
                Dallas, TX 75254
---------------------------------------------------------------------------------------------------
                00000901 The Bank of New York                          $    44,795,000       10.79%
                One Wall Street, 6th Floor
                New York,  NY 10286
---------------------------------------------------------------------------------------------------
                00002669 Northern Trust Company                        $    29,715,000        7.16%
                801 S. Canal C-IN
                Chicago, IL 60607
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
                00002027 Wells Fargo Bank Minnesota, N.A.              $    27,650,000        6.66%
                733 Marquette Avenue
                MAC N9306-057 5th Floor
                Minneapolis, MN 55479
---------------------------------------------------------------------------------------------------
A-4             00000902 JPMorgan Chase Bank, National Association     $   117,165,000       45.61%
                Proxy Services
                14201 Dallas Parkway STE 121
                Dallas, TX 75254
---------------------------------------------------------------------------------------------------
                00002182 Cap One Bank                                  $    38,000,000       14.79%
                8000 Jones Branch Drive
                McLean, VA  22102
---------------------------------------------------------------------------------------------------
                00000997 State Street Bank and Trust Company           $    33,990,000       13.23%
                1776 Heritage Drive
                North Quincy,  MA 02171
---------------------------------------------------------------------------------------------------
                00000954 Mellon Trust of New England, NA               $    19,040,000        7.41%
                525 William Penn Place, Suite 3418
                Pittsburgh, PA 15259
---------------------------------------------------------------------------------------------------
                00002212 Investors Bank & Trust Company                $    14,500,000        5.64%
                200 Clarendon Street 9th Floor
                Corporate Actions Unit/TOP57
                Boston, MA 02116
---------------------------------------------------------------------------------------------------
Certificates    00000954 Mellon Trust of New England, NA               $    14,305,000       45.06%
                525 William Penn Place, Suite 3418
                Pittsburgh, PA 15259
---------------------------------------------------------------------------------------------------
                00000997 State Street Bank and Trust Company           $     8,765,000       27.61%
                1776 Heritage Drive
                North Quincy,  MA 02171
---------------------------------------------------------------------------------------------------
                00000902 JPMorgan Chase Bank, National Association     $     8,000,000       25.20%
                Proxy Services
                14201 Dallas Parkway STE 121
                Dallas, TX 75254
---------------------------------------------------------------------------------------------------
R Certificate   Chase Bank USA, National Association                                        100.00%
                White Clay Center, Building 200
                Newark, DE  19711
---------------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

      Not Applicable.

Item 14. Principal Accounting Fees and Services

      Not Applicable.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

            (a) The following documents are filed as part of this Annual Report on Form 10-K.

                  (3)   Exhibit
                        Number      Description
                        -------     -----------

                        31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                        99.1        Annual Management Report on Internal
                                    Controls.

                        99.2        Annual Servicer's Certificate pursuant to
                                    Section 4.9 of the Sale and Servicing
                                    Agreement.

                        99.3 Annual Independent Accountants Reports pursuant to Section 4.10 of the Sale and Servicing Agreement.

                        99.4 Annual Issuer's Certificate of Compliance with the Indenture.

            (b)   See item 15(a)(3) above.

            (c)   Not Applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Depositor, thereunto duly authorized.

Dated: March 31, 2006

                                        Chase Bank USA, National Association,
                                        as Depositor


                                        By: /s/ Keith Schuck
                                        -----------------------------------
                                        Name:  Keith Schuck
                                        Title: President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of the Trust during the period covered by this Annual Report on Form 10-K and the Depositor does not intend to furnish such materials to security holders subsequent to the filing of this report.

                                INDEX TO EXHIBITS

Exhibit Number:   Description:
---------------   ------------

31.1              Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.

99.1              Annual Management Report on Internal Controls.

99.2 Annual Servicer's Certificate pursuant to Section 4.9 of the Sale and Servicing Agreement.

99.3              Annual Independent Accountants Reports pursuant to Section
                  4.10 of the Sale and Servicing Agreement.

99.4              Annual Issuer's Certificate of Compliance with the Indenture.